Form 10-Q
period 1995-03-31
VICTORIA FINANCIAL CORP
filed 1995-05-12
CIK 720479

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                      Commission File Number
MARCH 31, 1995                                                 0-1217


                        VICTORIA FINANCIAL CORPORATION
                      ----------------------------------
            (Exact name of registrant as specified in its charter)


        DELAWARE                                      34-1192177
- ---------------------------             --------------------------------------
(State of Incorporation)                  (IRS Employer Identification Number)

                            5915 LANDERBROOK DRIVE
                          CLEVELAND, OHIO 44124-4058
                   -----------------------------------------
                   (Address of principal executive offices)

                                (216) 461-3461
  --------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days.  Yes   X     No        .
                                                       --------   --------

    4,000,724 common shares, $.01 par value, outstanding at March 31, 1995.

                         Victoria Financial Corporation

                                   Form 10-Q

                                 March 31, 1995

INDEX                                                                                          PAGE NO.
- -----                                                                                          --------

PART I.  FINANCIAL INFORMATION
         ---------------------

         ITEM 1.  Financial Statements (unaudited)

                  Consolidated Condensed Balance Sheets --
                  March 31, 1995 and December 31, 1994                                            3

                  Unaudited Consolidated Condensed Statements of Operations --
                  Three Months Ended March 31, 1995 and 1994                                      4

                  Unaudited Consolidated Condensed Statements of Cash Flows --
                  Three Months Ended March 31, 1995 and 1994                                      5

                  Notes to Unaudited Consolidated Condensed Financial Statements                  6

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  7-12


PART II. OTHER INFORMATION
         -----------------

                  Item 6 (a) & (b) -- Exhibits and Reports on Form 8-K                            13
                         (a) Exhibits
                             27 - Financial Data Schedule

PART 1.      FINANCIAL INFORMATION
             ---------------------
             Item I.     Financial Statements


                                          Victoria Financial Corporation and Subsidiaries
                                               CONSOLIDATED CONDENSED BALANCE SHEETS
                                           -as of March 31, 1995 and December 31, 1994-
                                           (dollars in thousands, except per share data)

                                                                                        (UNAUDITED)
                                                                                     MARCH 31, 1995        December 31, 1994
                                                                                     --------------        -----------------
ASSETS
     Investments
         Fixed maturities held-to-maturity at amortized cost                           $      9,084                    9,116
         Fixed maturities available-for-sale at market                                       38,739                   35,603
                                                                                       ------------              -----------
          Total fixed maturities                                                             47,823                   44,719

         Equity securities, at market                                                         2,152                    1,973
         Short-term investments, at cost which approximates market                           13,500                   15,350
                                                                                       ------------              -----------
          Total investments                                                                  63,475                   62,042

     Cash                                                                                       334                      667
     Premium balances receivable, net of allowance for doubtful
         accounts of $100 in 1995 and $115 in 1994                                           16,201                   15,336
     Deferred policy acquisition costs                                                        6,624                    6,272
     Trade accounts receivable, net allowance for doubtful
         accounts of $101 in 1995 and $186 in 1994                                            1,195                    1,050
     Reinsurance recoverable                                                                    257                      430
     Accrued investment income                                                                  662                      857
     Furniture and equipment, at cost, net of accumulated
         depreciation of $1,406 in 1995 and $1,206 in 1994                                    2,509                    2,734
     Goodwill, net of accumulated amortization of $117 in 1995
         and $78 in 1994                                                                      3,034                    3,073
     Capitalized software development costs, net of accumulated
         amortization of $137 in 1995 and $83 in 1994                                         1,670                    1,087
     Deferred federal income taxes                                                              ---                       55
     Other assets                                                                             1,613                    1,252
                                                                                       ------------              -----------

          Total assets                                                                   $   97,574                   94,855
                                                                                       ============              ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities:
         Losses and loss adjustment expenses payable                                         24,646                   24,522
         Unearned premiums                                                                   23,448                   22,202
         Commissions payable                                                                  3,274                    3,250
         Deferred revenue                                                                       938                      978
         Other Liabilities                                                                    4,184                    4,555
         Notes Payable                                                                       12,508                   12,009
         Deferred federal income tax                                                            227                      ---
         Current federal income taxes payable                                                    67                      125
                                                                                       ------------              -----------

          Total Liabilities                                                                  69,292                   67,641
                                                                                       ------------              -----------

     Stockholders' equity
         Preferred shares, $.01 par value; authorized 1,000,000
          shares; none issued                                                                   ---                      ---
         Common shares, $.01 par value; authorized 10,000,000
          shares; issued 4,000,724 shares in 1995 and 4,000,164 in 1994                          40                       40
         Additional paid-in capital                                                          22,652                   22,650
         Net unrealized holding (losses)                                                       (796)                  (1,396)
         Retained earnings                                                                    6,386                    5,920
                                                                                       ------------              -----------

          Stockholders' equity                                                               28,282                   27,214
                                                                                       ------------              -----------

     Commitments

          Total liabilities and stockholders equity                                     $    97,574                   94,855
                                                                                       ============              ===========

                                      See accompanying notes to Consolidated Condensed Financial Statements

                                          Victoria Financial Corporation and Subsidiaries
                                     UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                            Three Months Ended March 31, 1995 and 1994
                                           (dollars in thousands, except per share data)



                                                                                                 1995                   1994

 REVENUES:
          Net earned premium                                                              $    12,628                 12,945
          Net software systems and service revenue                                              1,714                    ---
          Net investment income                                                                   647                    601
          Net realized gains (losses) on security sales                                           ---                    (53)
          Other                                                                                   528                    513
                                                                                            ---------              ---------

                  Total revenues                                                               15,517                 14,006
                                                                                            ---------              ---------

 EXPENSES:
          Losses and loss adjustment expenses                                                   9,153                 10,176
          Policy acquisition costs                                                              2,991                  3,276
          Other operating expenses                                                              1,291                    998
          Software systems and service expense                                                  1,465                    ---
          Interest                                                                                 28                     19
                                                                                            ---------              ---------

                  Total expenses                                                               14,928                 14,469

                  Net income (loss) before income taxes                                           589                   (463)
          Federal income tax expense (benefit)                                                    123                   (116)
                                                                                            ---------              ---------

                  Net income (loss)                                                          $    466                   (347)
                                                                                            =========              =========


 NET INCOME (LOSS) PER COMMON SHARE
          PRIMARY                                                                           $     .11                   (.10)
                                                                                            =========              =========

          FULLY DILUTED                                                                     $     .11                   (.10)
                                                                                            =========              =========


                                      See accompanying notes to Consolidated Condensed Financial Statements

                                          Victoria Financial Corporation and Subsidiaries
                                     UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                            Three Months Ended March 31, 1995 and 1994
                                                      (dollars in thousands)

                                                                                 1995                1994
                                                                                 ----                ----
 CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:....................          $      614                 265

 CASH FLOWS FROM INVESTING ACTIVITIES:
          Net decrease (increase) in short-term investments......               1,850                (820)
          Net (increase) in fixed maturities.....................              (2,567)             (1,101)
          Net (increase) in equity securities....................                (116)                (11)
          Deductions (additions) to property and equipment.......                  22                (138)
          Additions to capitalized software......................                (637)                ---
                                                                          ------------         -----------
 Cash flows used in investing activities.........................              (1,448)             (2,070)
                                                                          ------------         -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from notes payable............................              12,500               8,000
          Principal payments on notes payable....................             (12,001)             (6,000)
          Capital contribution...................................                   2                 ---
                                                                          ------------         -----------
 Cash flows provided by financing activities.....................                 501               2,000
                                                                          ------------         -----------
 Increase (decrease) in cash.....................................                (333)                195
                                                                          ------------         -----------
 Cash at beginning of period.....................................                 667                 307
                                                                          ------------         -----------
 Cash at end of period...........................................          $      334                 502
                                                                          ============         ===========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

          Cash paid during the period for:
                  Interest.......................................          $       21                 ---
                                                                          ============         ===========

                  Income taxes....................................         $      180                 300
                                                                          ============         ===========

                               See accompanying notes to Consolidated Condensed Financial Statements

                Victoria Financial Corporation and Subsidiaries
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1995
                        (in thousands except share data)



(1)      Summary of Significant Accounting Policies
         (a)     General
                 In the opinion of management, the unaudited consolidated condensed financial statements furnished herein reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Victoria Financial Corporation ("Victoria", and together with its subsidiaries, unless the context otherwise requires, the "Company") as of March 31, 1995 and December 31, 1994 and the results of their operations for the three months ended March 31, 1995 and 1994, and their cash flows for the same three month periods. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results expected for the full year. The unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         (b)     Dividends
                 The Company paid no dividends during the three month periods ended March 31, 1995 and 1994.

         (c)     Net Income Per Share
                 Primary net income per common share amounts are based upon the weighted average number of common shares outstanding during the period plus, when dilutive , the net equivalent common shares to be issued upon the assumed exercise of stock options. The weighed average common shares outstanding for the purposes of calculating primary net income per share at March 31, 1995 and 1994 were 4,179,031 and 3,652,761 respectively. The weighted average common shares outstanding for the purposes of calculating fully diluted net income per share at March 31, 1995 and 1994 were 4,182,334 and 3,652,761, respectively.

         (d)     Income Tax Expenses
                 Income tax expense is reported during interim periods on the basis of the estimated effective tax rate for the full year.

         (e)     Reclassification
                 Certain reclassification have been made in the 1994 financial statements to conform to the 1995 presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto appearing elsewhere in this Report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

OVERVIEW
- --------
The Company entered the nonstandard private passenger automobile insurance market in January 1986, when it began writing such insurance in Ohio. Subsequently, the Company commenced operations in ten additional states and has acquired licenses to issue insurance policies in another 19 states and the District of Columbia. The Company limits geographic expansion in any year to entrance into one or two new states. Initially, when the Company enters a new state, higher loss ratios are expected due to greater uncertainty in both pricing accuracy and the agency selection process. The higher loss ratios are controlled by limiting sales volume until enough actuarial information has been collected to better position the product. Once enough actuarial information is gathered, the Company uses these new states to spread geographic risk and sustain sales volume.

On July 1, 1994, the Company acquired Insurance Automation Systems, Inc. (IAS) of Beachwood, Ohio in exchange for 421,600 shares of common stock. IAS is an insurance rating software specialist, with revenues in 1994 of $6.1 million.

On December 18, 1994, Victoria entered into an agreement and plan of Merger (the Merger Agreement) with USF&G Corporation (USF&G) and a wholly-owned subsidiary of USF&G (as amended February 9, 1995, making certain technical changes) pursuant to which Victoria will become a wholly-owned subsidiary of USF&G (the Merger). In the Merger, all of Victoria's outstanding shares of common stock (other than shares held by the Company and shares held by USF&G or subsidiaries of USF&G, all of which will be canceled) will be converted into shares of common stock of USF&G. The Merger is subject to approval by Victoria's stockholders and certain regulatory authorities. A special meeting of shareholders has been scheduled for May 22, 1995 for the purpose of having the shareholders vote on whether to approve and adopt the Merger Agreement and the Merger. Management anticipates that the Merger will be consummated following the special meeting of Victoria's stockholders

During the fourth quarter of 1994 and the first quarter of 1995, the Company incurred approximately $708,000 of costs in connection with the Merger. At March 31, 1995, these costs have been deferred and are included in other assets and will be expensed, along with any additional transaction related expenses incurred during the second quarter of 1995, upon the completion or termination of the Merger.

RESULTS OF OPERATIONS
- ---------------------
The operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results which may be expected for the full year.

WRITTEN PREMIUMS. Direct written premiums increased 1.4% to $14.0 million for the three month period ended March 31, 1995, compared to $13.8 million for the same period in 1994. Net written premiums for the same period were $13.9 million in 1995 and $13.7 million in
1994, an increase of 1.1%.   Written premiums remained relatively consistent
for the three months ended March 31, 1995 and 1994.

REVENUES. Total revenues, excluding realized gains (losses) on security sales, for the three month period ended March 31 were $15.5 million in 1995 and $14.1 million in 1994, an increase of 10.4%. The increase in revenue was a result of $1.7 million of net software systems and service revenue in 1995. The five components of the Company's revenues are net earned premiums, net software systems and service revenue, net investment income, other revenues, and net realized gains (losses) on security sales.

Net earned premiums for the three month period ended March 31 were $12.6 million in 1995 and $12.9 million in 1994, a decrease of 2.5%. Because premiums are earned over the term of the policies, changes in net earned premiums lag corresponding changes in direct written premiums. The 2.5% decrease in the Company's net earned premiums for the three months ended March 31, 1995 is primarily attributable to a 6.0% decrease in the Company's net written premiums for the year ended December 31, 1994.

Net software systems and service revenues for the three months ended March 31, 1995 were $1.7 million and relate to the activities of IAS and are primarily comprised of sales of insurance rating packages to insurance agencies and contracts with insurance companies to develop specialized computer systems.

Net investment income, excluding gains on sales of securities, for the three month period ended March 31 was $647,000 in 1995 and $601,000 in 1994, an increase of 7.7%. The increase is attributable to higher prevailing interest rates. Because the Company's most important investment objective is the preservation of capital, substantially all of the Company's investments are in a portfolio of investment grade, short and intermediate term fixed income securities.

Other revenues for the three month period ended March 31 were $528,000 in 1995 and $513,000 in 1994, an increase of 2.9%. Other revenues consist of fees assessed on the installment payments of insurance policies. The total amount of revenues generated by these fees is a function of premium volume, the payment plan chosen by the policyholders and the amount of each fee. The increase in other revenues was a result of (1) additional billing options made available to the policyholders which increased the number of installment payments upon which fees were assessed, and (2) selective fee increases.

EXPENSES. The loss and loss adjustment expense (LAE) ratios for the three month period ended March 31 were 72.5% in 1995 and 78.6% in 1994, a decrease of 7.8%. The decrease in the Company's loss and LAE ratio for the three month period ended March 31, 1995 was primarily due to mild winter weather conditions in the first quarter throughout most of the Company's operating area.

Losses and LAE include claims paid, settlement costs and changes in loss and LAE reserves. The changes in loss and LAE reserves include changes in estimates used to determine such reserves. In connection with the determination of the reserves, management uses historical data and current business conditions to formulate estimates, including assumptions related to the ultimate cost to settle claims. These estimates by their nature are subject to uncertainties. During the years 1989 through 1991, the Company experienced some reserve deficiencies, predominantly due to inadequate estimates of the LAE reserves resulting from limited historical data relative to claims settlement. In response to this, the Company strengthened the LAE reserves in subsequent periods. As a result, LAE reserves as a percentage of outstanding loss reserves increased from 16.7% at December 31, 1992 to 23.5% at March 31, 1995. Management believes that the total loss and LAE reserves as of March 31, 1995 are adequate to cover the ultimate cost of policy benefits and related expenses incurred..

For the three months ended March 31, 1995 and 1994, policy acquisition costs as a percentage of net earned premiums were 23.7% and 25.3%, respectively. Policy acquisition costs, which relate to initiating insurance policies, are deferred and charged ratably over a period that does not exceed the policy term. The Company currently writes three, six and twelve month policies and these deferred costs are expensed over a maximum of twelve months. The decrease in policy acquisition costs as a percentage of net earned premiums is a result of increased operating efficiencies in the sales area and lower net commission rates.

Other operating expenses consist of those expenses not directly associated with the settlement of claims or the issuance of insurance policies. They are generally administrative salaries, rental expenses, legal and accounting fees and various other administrative expenses. Other operating expenses for the three months ended March 31 were $1.3 million in 1995 and $1.0 million in 1994. As a percentage of revenues, these expenses increased to 8.3% during the three months ended March 31, 1995 from 7.1% during the three months ended March 31, 1994. The increase in 1995 was due to other operating expenses growing faster than revenues.

EARNINGS. Primarily as a result of the decrease in losses and LAE, net operating income (loss) was $589,000 for the three months ended March 31, 1995, as compared to ($410,000) for the three months ended March 31, 1994.

Net realized (losses) from the sales of securities, net of taxes, were ($35,000) for the three months ended March 31, 1994. The losses incurred in 1994 were due to a repositioning of a portion of the investment portfolio to defend against further interest rate increases and a subsequent drop in market value of the Company's overall portfolio. The majority of the realized losses resulted from sales of low-coupon mortgage backed securities (GNMA pass-throughs) for purchases of U.S. Treasury 10-year notes and 1-year bills. These trades effectively increased quality, reduced yield, and reduced interest rate exposure. Quality and liquidity were increased by purchasing U.S. Treasuries. Interest rate exposure was lowered by reducing the duration of the instruments by 3.4 years, from 7.7 years to 4.3 years, and by adopting a strategy that benefits from short-term interest rates rising faster than long-term interest rates..

Net income (loss) was $466,000 for the three months ended March 31, 1995 and ($347,000) for the three months ended March 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES
OPERATIONS. The Company receives substantial cash from premiums and, to a lesser extent, investment income, other revenue and reinsurance recoverables. The principal cash outflows are for the payment of claims, LAE, policy acquisition costs, operating expenses, and income and other taxes. Substantially all of the Company's revenue is received by, and expenses are incurred on behalf of, Victoria Fire and Casualty Company ("Victoria Fire") and IAS, its wholly-owned subsidiaries. Net cash provided by operations was $357,000 for the three months ended March 31, 1995 and $265,000 for the three months ended March 31, 1994. The increase in net cash provided by operations was due to a decrease in the combined operating ratio in 1995. The Company believes its cash resources are adequate to meet its short-term operating requirements for the next year and its long-term operating requirements.

INVESTING. Net funds used in investing activities of the Company were $1.2 million for the three months ended March 31, 1995 and $2.1 million for the three months ended March 31, 1994. The net funds used in investing activities in 1994 were due to the repositioning of a portion of the portfolio to increase its quality and liquidity and to defend against further interest rate increases.

The Company maintains a substantial level of cash and liquid short-term investments, which are used to meet anticipated payment obligations. As of March 31, 1995, the Company had cash and short-term investments of approximately $13.8 million. The Company's remaining investment portfolio on that date consisted of $49.2 million of long-term securities, which can provide additional liquidity and cash for operations. Because the Company's most important investment objective is the preservation of capital, substantially all of the Company's investments are in a portfolio of investment grade, short and intermediate-term fixed income securities. The Company's policy is not to sacrifice investment quality for the purpose of maximizing investment yields.

FINANCING. Net funds provided by financing activities of the Company were $501,000 for the three months ended March 31, 1995 and $2.0 million for the three months ended March 31, 1994. The decrease in net funds provided by financing activities is a result of a change in the use of the credit facility. Victoria Financial has a bank credit agreement (the "Credit Agreement") which provides for a $12.5 million revolving credit facility with interest payable on outstanding balances at the lender's reference rate (the "Reference Rate"), which was 9.0% at March 31, 1995 and currently is 9.0%. Although the Credit Agreement expires on July 31, 1996, at any time on or before that date the entire amount outstanding thereunder may be converted by Victoria into a four-year term loan. Over time, Victoria has borrowed $12.5 million under the Credit Agreement and provided such funds to Victoria Fire, in order to augment Victoria Fire's statutory surplus.

In order to reduce interest expense, it has been Victoria's practice to borrow funds from Victoria Fire at the Reference Rate, for periods of three months or less, and to repay borrowings under the Credit Agreement. Although the outstanding principal amounts under the Credit Agreement as of March 31, 1995 and March 31, 1994 were $12.5 million and $8.0 million, respectively, no amounts were outstanding for most of the first quarter's 1995 and 1994. Victoria anticipates that it will continue its practice of borrowing funds from Victoria Fire from time to time. In the event that the Merger is consummated as anticipated, Victoria may re-examine this practice. If Victoria determines to discontinue such practice, or if Victoria is no longer permitted, whether by its lender or by regulatory authorities, to continue such practice, Victoria anticipates that it would, in accordance with the terms of the Credit Agreement, convert borrowings under the Credit Agreement into a four-year term loan. Such conversion would increase the Company's interest expense and, to a lesser extent, the Company's interest income, which, in the aggregate, would decrease net income by approximately $160,000 per year (assuming the Reference Rate remains at 9.0%). The Company believes, therefore, that discontinuance by Victoria of its practice of borrowing funds from Victoria Fire would not have a material adverse effect on Victoria's liquidity, capital resources or results of operations, or on Victoria Fire's statutory surplus.

The Credit Agreement currently requires the Company to maintain a minimum net worth of approximately $21.8 million. This requirement will increase December 31 of each year by 70% of the Company's consolidated net income for each fiscal year. The Credit Agreement also contains certain other financial and restrictive covenants. The Company was in compliance with all covenants during 1994 and the first quarter of 1995.

State laws define certain minimum statutory surplus requirements which must be met in order to retain an insurance license in that particular state. The most restrictive requirement by any one state in which Victoria Fire is licensed is $5.0 million of statutory surplus. As of March 31, 1995, Victoria Fire had approximately $23.4 million of statutory surplus. The Company strives to maintain a ratio of net written premiums to statutory surplus for Victoria Fire within an industry maximum guideline of 3 to 1. As of March 31, 1995, such ratio for Victoria Fire was 2.2 to 1. Periodically, additional capital is required by Victoria Fire in order to increase its volume of net written premiums.

As a holding company, Victoria is partially dependent on dividends from Victoria Fire to meet its cash obligations. Victoria Fire is subject to Ohio insurance regulatory restrictions that limit the payment of dividends to Victoria without the approval of the Ohio Superintendent of Insurance. The maximum dividends that may be paid under Ohio law during any calendar year, without prior approval, are the greater of 10% of statutory surplus as of the preceding calendar year or the statutory net income of the same preceding year. Dividends which may be paid by Victoria Fire to Victoria during 1995 are limited by these restrictions to approximately $2.7 million.

Management believes that the Company's operating cash flows, short-term investments and the Credit Agreement will provide sufficient sources of liquidity and capital to meet the Company's anticipated needs for the next several years.

RECENT ACCOUNTING PRONOUNCEMENTS. Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, ("SFAS No. 107") was issued by the Financial Accounting Standards Board ("FASB") in December 1991. SFAS No. 107 requires disclosure about the fair value of financial instruments and is effective for financial statements issued for fiscal years ending after December 15, 1995 for entities with less than $150 million in total assets.

SFAS No. 119, DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS was issued by the FASB in October 1994. SFAS No. 119 requires disclosure about derivative financial instruments and amends existing requirements of SFAS Nos. 105 and 107. SFAS No. 119 is effective for financial statements issued for fiscal years ending after December 15, 1995 for entities with less than $150 million in total assets. The Company currently does not invest in derivatives as defined by SFAS No. 119.

PART II.         OTHER INFORMATION
                 -----------------

                 Item 6. Exhibits and Reports on Form 8-K
                         (a) Exhibit 27 - Financial Data Schedule
                         (b) Reports on Form 8-K - None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act for 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         VICTORIA FINANCIAL CORPORATION


Date:      May 12, 1995                                   By:       /s/ Kenneth R. Rosen
         -------------------------------------                      ----------------------------------------------------------
                                                                    Kenneth R. Rosen
                                                                    President and Chief Executive Officer


Date:      May 12, 1995                                   By:       /s/ Tab A. Keplinger
         ------------------------------------                       ---------------------------------------------------------
                                                                    Tab A. Keplinger
                                                                    Vice President Finance,
                                                                    Chief Financial Officer
                                                                    and Chief Accounting Officer